Form 10-K
period 2002-12-31
GOVERNMENT TRUST 1 D
filed 2003-03-31
CIK 837583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended _____12/31/2002_______ Commission file number 33-23681

                             Government Trusts 1-D.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Illinois                               36-6889513
   --------------------------------      -----------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

   Bank One Trust Company, NA (formerly The
   First National Bank of Chicago), Trustee
   One North State Street, Ninth Floor
   Suite IL1-0540, Chicago Illinois                            60670
   -----------------------------------------        --------------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code            312 407 2797

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes             No   X
                                  -----          -------

State the aggregate market value of the voting stock help by non-affiliates of the registrant:

                                 NOT APPLICABLE

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the last practical date: NOT APPLICABLE

                       Document Incorporated by Reference
                       ----------------------------------

                                      None

                                     Part I

Item 3   Legal Proceedings

         NONE

Item 4 Submissions of matters to a Vote of Security Holders:

         NONE

Part II

Item 5   Market for Registrant's common Equity and Related Stockholder Matters

         Certificate Holders as of 12-31-2002

                             Trust 1-D:       1,930

Item 9 Charges and Disagreements with Accountants on Accounting and Financial Disclosure

         NONE

Part III

Item 13  Certain Relationships and Related Transactions

         NONE

Item 14  Exhibits Financial Statement Schedules and Reports as Form 8-K

         The following documents are filed as part of this report

         1.    The information presented in each Semi Annual Report

         2. The letter of independent public accountant regarding the annual audit of the books and records of each trust required under the Declaration of Trust stating that the financial statements are presented in accordance with Generally Accepted Accounting Principles.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, Bank One Trust Company, NA (formerly The First National Bank of Chicago) has duly caused this report to be signed for the registrant Trust by a duly authorized signatory of the Trustee.

                         GOVERNMENT TRUST CERTIFICATES

                                    By: Bank One Trust Company, NA
                                        ---------------------------
                                    (formerly The First National Bank of
                                    Chicago)
                                    Not in its individual capacity but solely as
                                    Trustee on behalf of the Trust 1-D.

                                    By: Joan E. Blume
                                        ----------------------------
                                        Joan E. Blume
                                        Trust Officer

Date: as of December 31, 2002

Government Trust 1-D

Independent Auditors' Report

Financial Statements
As of December 31, 2002

                          INDEPENDENT AUDITORS' REPORT

Government Trust 1-D:

We have audited the accompanying balance sheet of Government Trust 1-D (the "Trust") as of December 31, 2002 and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express our opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of the securities that the Depository was holding as of December 31, 2002 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2002 and the results of its operations, cash flows and changes in Trust balance for the year then ended in conformity with accounting principles generally accepted in the United States of America.

March 14, 2003

                              Government Trust 1-D

                                  Balance Sheet

                                December 31, 2002

                                     Assets
                                     ------

Loan Note Receivable - at amortized cost,
  inclusive of unamortized premium of $6,960,519                $1,082,922,519

Accrued Interest Receivable                                         16,892,902
                                                                --------------

    Total Assets                                                $1,099,815,421
                                                                ==============

                          Liabilities and Trust Balance
                          -----------------------------

Accrued Expenses Payable                                        $       13,001

Trust Balance - Comprised of Owners'
Equity in Government Trust Certificates                          1,099,802,420
                                                                --------------
    Total Liabilities and
      Trust Balance                                             $1,099,815,421
                                                                ==============

The accompanying notes are an integral part of these financial statements.

                              Government Trust 1-D

                               Statement of Income

                      For the year ended December 31, 2002

Interest Income on the Loan Note                                  $115,273,520

Trustee Fees and Other Expenses                                       (89,732)
                                                                --------------

Net Income                                                        $115,183,788
                                                                ==============

The accompanying notes are an integral part of these financial statements.

                              Government Trust 1-D

                             Statement of Cash Flows

                      For the year ended December 31, 2002

                           Increase (Decrease) in Cash

Cash Flows from Operating Activities:

    Trustee Fees and Other Expenses paid                        $      (92,247)

    Principal and Interest received on the Loan Note               328,036,969
                                                                --------------

    Net Cash Flows from Operating Activities                       327,944,722
                                                                --------------

Cash Flows used in  Financing Activites:

    Distributions to Certificate Owners                           (327,944,722)
                                                                --------------

    Net Cash Flows used in Financing Activities                   (327,944,722)
                                                                --------------

    Net Increase in Cash                                                     0
                                                                --------------

Cash Balance at the beginning of period                                      0
                                                                --------------

Cash Balance at the end of period                               $            0
                                                                ==============

The accompanying notes are an integral part of these financial statements.

                              Government Trust 1-D

                      Statement of Changes in Trust Balance

                      For the year ended December 31, 2002

     Trust                                                           Trust
  Balance at                           Distributions to            Balance at
January 1, 2002       Net Income      Certificate Owners       December 31, 2002
---------------      ------------     ------------------       -----------------

$1,312,563,354       $115,183,788        $(327,944,722)           $1,099,802,420
===============      ============     ==================       =================

The accompanying notes are an integral part of these financial statements.

                              GOVERNMENT TRUST 1-D

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 1.  Organization and Operations

Government Trust 1-D (the "Trust") is a limited purpose trust established under the laws of the state of Illinois pursuant to a Declaration of Trust (the "Declaration") between the Trust and the First National Bank of Chicago, as Trustee (the "Trustee"). The Trust was created for the sole purpose of the issuance and sale of a single class of Zero Coupon Certificates (the "Certificates"). The assets of the Trust consist of a Promissory Note (a "Loan Note") from the Government of Israel ("Israel"). The Loan Note is backed by a full faith and credit guaranty (the "Guaranty") issued by the United States of America, acting through the Defense Security Assistance Agency of the Department of Defense (the "DSAA"), of the due and punctual payment of 90% of all payments of principal and interest due on the Loan Note (the "Guaranteed Portion") and a security interest in certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government, sufficient to pay the remaining 10% of all payments of principal and interest due on the Loan Note (the "Unguaranteed Secured Portion"). The Loan Note and Certificates will not be subject to prepayment or acceleration.

In connection with the issuance of the Certificates, underwriting discounts of approximately $11,150,000 and a portion of the total offering expenses of approximately $2,616,000 associated with the offering of the Trust and the simultaneous offerings of Government Trust 1-A through 1-C, each similar in organization and operation to the Trust, were paid out of the proceeds to the Trust.

Note 2.  Loan Note

The Loan Note in the original principal amount of $1,300,000,000 evidences a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the "Loan Agreement") dated as of September 29, 1988 between the Trust and Israel. The Loan Note is carried at amortized cost in the Balance Sheet because of the Trust's intent and ability to hold the Loan Note to maturity. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semi-annual payments of interest at an annual rate of 9.7450% are due on the Loan Note on each May 3 and November 3 (each a "Note Payment Date"). Scheduled principal payments are due on each Note Payment Date as follows:

Payment               Principal        Payment                Principal
Date                  Payment          Date                   Payment
----------------      -----------      ----------------       -------------

May 3, 2003           $88,997,000      May 3, 2008            $89,940,000
November 3, 2003       46,146,000      November 3, 2008        93,710,000
May 3, 2004            39,034,000      May 3, 2009             92,701,000
November 3, 2004       39,693,000      November 3, 2009        93,710,000
May 3, 2005            37,298,000      May 3, 2010             41,800,000
November 3, 2005       33,951,000      November 3, 2010        47,368,000
May 3, 2006            33,951,000      May 3, 2011             47,368,000
November 3, 2006       39,761,000      November 3, 2011        29,248,000
May 3, 2007            40,051,000      May 3, 2012             22,773,000
November 3, 2007       67,844,000      November 3, 2012        16,877,000
                                       May 3, 2013             16,877,000
                                       November 3, 2013        16,864,000

The Government of the United States, acting through the DSAA, has agreed to guarantee the repayment of the Guaranteed Portion due to the Trust under the Note. Israel has agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note
4. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2002 was approximately $1.4 billion. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

Although management of the Trust is not aware of any factor that would significantly affect the estimated fair value of the Loan Note or the Certificates, the Loan Note and the Certificates have not been revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

Note 3.  The Zero Coupon Certificates

On September 29, 1988, the Trust issued 51 separate series of Certificates, Class 1-D. Twenty-nine of such series of Certificates matured prior to December 31, 2002. Each of the remaining series of Certificates will mature on one of the semiannual certificate payment dates from May 15, 2003 to November 15, 2013 (each, a "Maturity Date"). Scheduled distributions are due on the Maturity Dates as follows:

Maturity                 Distribution       Maturity               Distribution
Date                     Amount             Date                   Amount
-----------------        -------------      ------------------     -------------

May 15, 2003             $141,382,900       May 15, 2008            $119,602,178
November 15, 2003          94,198,858       November 15, 2008        118,993,224
May 15, 2004               84,840,125       May 15, 2009             113,421,718
November 15, 2004          83,598,657       November 15, 2009        109,917,338
May 15, 2005               79,271,104       May 15, 2010              53,444,833
November 15, 2005          74,108,158       November 15, 2010         56,977,695
May 15, 2006               72,455,169       May 15, 2011              54,671,466
November 15, 2006          76,612,179       November 15, 2011         34,245,236
May 15, 2007               74,966,316       May 15, 2012              26,346,224
November 15, 2007         100,809,333       November 15, 2012         19,341,464
                                            May 15, 2013              18,519,765
                                            November 15, 2013         17,685,066

Each of the Certificates evidences an undivided fractional interest in the Trust, and represents the right to receive a portion of the semiannual payments due on the Loan Note held by the Trust.

Note 4.  The Collateral

In accordance with the Collateral Depository Agreement (the "Depository Agreement") between Israel, the Trustee, and Chase Manhattan Bank, as depository (the "Depository"), and in order to provide security for the payment of the Unguaranteed Secured Portion, Israel has pledged certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government (together with the proceeds thereof, the "Collateral"). The Collateral is of such amounts and has such payment dates as to enable the Trustee to receive on or immediately prior to each semiannual Maturity Date an amount sufficient to pay the Unguaranteed Secured Portion if timely payment on the Loan Note has not been received by the related Note Payment Date. All of the Collateral was deposited with the Depository on the date that the loans evidenced by the Loan Note were made by the Trust to Israel.

Note 5.  The Trustee

Pursuant to the Declaration, the Trustee established a separate trust account for the Trust. All payments received with respect to the Loan Notes, the Guaranty and any relevant Collateral are deposited in the trust account for the benefit of the holders of the Certificates after deducting fees of the Trustee and any additional expenses of the Trust. Any excess funds remaining in the trust account after the payment of principal on the Certificates will revert back to Israel to the extent such funds were provided by Israel but not needed for the above purpose.

Note 6.  Income Taxes

The Trust is classified as a Grantor Trust and will not be subject to Federal income taxes. Each Certificateholder will be treated for Federal income tax purposes as the owner of a pro rata undivided fractional interest in the assets held by the Trust. The difference between the financial reporting and income tax bases of the Trust's assets and liabilities is not significant.

                                   * * * * * *