Form 10-K/A
period 2004-12-31
GOVERNMENT TRUST 1 D
filed 2006-01-13
CIK 837583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-K/A

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER, 31 2004

0-17202

(Commission file number)

Government Trust 1-D

(Exact name of registrant as specified in its charter)

Illinois	36-6915817
(State of organization)	(IRS Employer Identification No.)

JP Morgan Trust Company, NA (formerly Bank One Trust Company), Trustee 227 West Monroe Street, Suite 2600, Chicago Illinois	60606
(Address of principal executive offices)	(Zip Code)

(312) 267-5071
(Registrant’s telephone number, including area code)

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

Yes _____   No      X

State the aggregate market value of the voting stock help by non-affiliates of the registrant: NOT APPLICABLE

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the last practical date: NOT APPLICABLE

Document Incorporated by Reference: NONE

Part I

Item 3.	Legal Proceedings

NONE

Item 4.	Submissions of matters to a Vote of Security Holders:

NONE

Part II

Item 5.	Market for Registrant’s common Equity and Related Stockholder Matters

Certificate holders as of December 31, 2004, Trust 1-D: 1,626

Item 9.	Charges and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Part III

Item 13.	Certain Relationships and Related Transactions

NONE

Part IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this annual report

1.	The information presented in each semi annual report

2.

The letter of independent public accountant regarding the annual audit of the books and records of each trust required under the Declaration of Trust stating that the financial statements are presented in accordance with Generally Accepted Accounting Principles.

3.	Exhibits:

31	Certification by Trustee pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, JP Morgan Trust Company, NA (formerly Bank One Trust Company) has duly caused this report to be signed for the registrant trust by a duly authorized signatory of the Trustee.

GOVERNMENT TRUST 1-D, JP Morgan Trust Company, NA (formerly Bank One Trust Company), not in its individual capacity but solely as Trustee on behalf of the Trust 1-D.

By:	/s/ Joseph J. Morand
Name: Joseph J. Morand,
Title: Trust Officer

Date: January 13, 2006

May 15, 2004

To The Holders of

Government Trust Certificates

Zero Coupon Class 1-D

In accordance with Section 4.1 of the Declaration of Trust ("Trust"), JP Morgan Trust Company (formerly Bank One Trust Company, NA), as Trustee and not in its individual capacity ("Trustee"), hereby provides the holders of the above-mentioned certificates this Semi-Annual Report relating to the May 15, 2004 Certificate Payment Date.

Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1.	The aggregate dollar amount distributed to holders of Class 1-D Certificates: $84,840,125.06.

2.	The Principal Balance of the Class 1-D Note after the May 3, 2004 Note Payment Date: $901,785,000.00.

3.	The Deficient amount of the Note Payment: $-0-

Neither a delinquency in payment under any of the Notes nor an Event of Default has occurred and is continuing.

I, Joan E. Blume, a Responsible Officer of the Trustee, to the best of my knowledge and belief, certify that this Semi-annual Report is complete and accurate.

By:	/s/ Joan E. Blume
Name: Joan E. Blume
Title: Assistant Vice President

For JP Morgan Trust Company, NA (formerly Bank One Trust Company), as Trustee and not in its individual capacity.

November 15, 2004

To The Holders of

Government Trust Certificates

Zero Coupon Class 1-D

In accordance with Section 4.1 of the Declaration of Trust ("Trust"), JP Morgan Trust Company (formerly Bank One Trust Company, NA), as Trustee and not in its individual capacity ("Trustee"), hereby provides the holders of the above-mentioned certificates this Semi-Annual Report relating to the November 15, 2004 Certificate Payment Date.

Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1.	The aggregate dollar amount distributed to holders of Class 1-D Certificates: $83,598,657.19.

2.	The Principal Balance of the Class 1-D Note after the November 3, 2004 Note Payment Date: $862,092,000.00.

3.	The Deficient amount of the Note Payment: $-0-

Neither a delinquency in payment under any of the Notes nor an Event of Default has occurred and is continuing.

I, Vanessa F Williams, a Responsible Officer of the Trustee, to the best of my knowledge and belief, certify that this Semi-annual Report is complete and accurate.

By:	/s/ Vanessa F Williams
Name: Vanessa F Williams
Title: Trust Officer

For JP Morgan Trust Company, NA (formerly Bank One Trust Company), as Trustee and not in its individual capacity.

Government Trust 1-D

Financial Statements as of

December 31, 2004 and

Independent Auditors’ Report

DELOITTE	Deloitte & Touche LLP
Two World Financial Center
New York, NY 10281-1414
USA
+1 212 436 2000
+1 212 436 2000
www.deloitte.com

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

/s/ Deloitte + Touche LLP

March 15, 2005

Member of

Deloitte Touche Tohmatsu

GOVERNMENT TRUST 1-D

BALANCE SHEET
DECEMBER 31, 2004

ASSETS

LOAN NOTE RECEIVABLE—at amortized cost, inclusive of unamortized premium of $4,804,476	$ 866,896,470

ACCRUED INTEREST RECEIVABLE	15,535,084

TOTAL	$ 880,431,560

LIABILITIES AND TRUST BALANCE

ACCRUED EXPENSES PAYABLE	$ 10,417

TRUST BALANCE—Comprised of owners’ equity in Government Trust Certificates	880,421,143

TOTAL	$ 880,431,560

See notes to financial statements.

GOVERNMENT TRUST 1-D

STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2004

INTEREST INCOME ON THE LOAN NOTE	$ 87,502,429
TRUSTEE FEES AND OTHER EXPENSES	(68,147)
NET INCOME	$ 87,434,282

See notes to financial statements.

GOVERNMENT TRUST 1-D

STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Principal and interest received on the Loan Notes	$ 168,507,880
Trustee fees and other expenses paid	(69,098)

Net cash flows from operating activities	168,438,782

CASH FLOWS USED IN FINANCING ACTIVITIES:
Distributions to certificate owners	(168,438,782)

Net cash flows used in financing activities	(168,438,782)

NET INCREASE IN CASH	–

CASH BALANCE—Beginning of year	–

CASH BALANCE—End of year	$ –

Reconciliation of net income to net cash flows from operating activities:
Net income	$ 87,434,282
Amortization of premium on loan note receivable	1,042,416
Decrease in loan note receivable	78,727,000
Decrease in interest receivable	1,236,036
Decrease in accrued expenses	(952)
Net cash flows from operating activities	$ 168,438,782

See notes to financial statements.

GOVERNMENT TRUST 1-D

STATEMENT OF CHANGES IN TRUST BALANCE
YEAR ENDED DECEMBER 31, 2004

Trust Balance January 1, 2004	Net Income	Distributions to Certificate Owners	Trust Balance, December 31, 2004
$ 961,425,643	$ 87,434,282	$ (168,438,782)	$ 880,421,143

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

Payment Date	Principal Payment	Payment Date	Principal Payment
May 3, 2005	$ 37,298,000	November 3, 2009	$ 93,710,000
November 3, 2005	33,951,000	May 3, 2010	41,800,000
May 3, 2006	33,951,000	November 3, 2010	47,368,000
November 3, 2006	39,761,000	May 3, 2011	47,368,000
May 3, 2007	40,051,000	November 3, 2011	29,248,000
November 3, 2007	67,844,000	May 3, 2012	22,773,000
May 3, 2008	89,940,000	November 3, 2012	16,877,000
November 3, 2008	93,710,000	May 3, 2013	16,877,000
May 3, 2009	92,701,000	November 3, 2013	16,864,000

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

Maturity Date	Distribution Amount	Maturity Date	Distribution Amount
May 15, 2005	$ 79,271,104	November 15, 2009	$ 109,917,338
November 15, 2005	74,108,158	May15, 2010	53,444,833
May 15, 2006	72,455,169	November 15, 2010	56,977,695
November 15, 2006	76,612,179	May 15, 2011	54,671,466
May 15, 2007	74,966,316	November 15, 2011	34,245,236
November 15, 2007	100,809,333	May 15, 2012	26,346,224
May 15, 2008	119,602,178	November 15, 2012	19,341,464
November 15, 2008	118,993,224	May 15, 2013	18,519,765
May 15, 2009	113,421,718	November 15, 2013	17,685,066

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