Form 10-K
period 2007-12-31
GOVERNMENT TRUST 1 D
filed 2008-03-31
CIK 837583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007
                                       OR
[ ]     TRANSITION REPORT  PURSUANT TO  SECTION  13 OR 15(d) OF  THE  SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from           to


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

The Bank of New York Trust Company, N.A.
(formerly J.P. Morgan Trust Company, N.A.), Trustee
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

       Large accelerated filer [ ]
       Accelerated filer   [ ]
       Non-accelerated filer [X] (Do not check if a smaller reporting company) Smaller reporting company [ ]

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

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1 Any annual report to security holders; (2) Any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders
for fiscal year ended date December 24, 1980).    None

                                     PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Certificate Holders as of December 31, 2007, Trust 1-D: 1,168

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         See Item 15. Exhibits, Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         As indicated in the certifications in Exhibit 31.1 of this report, the Trustee has evaluated the Trust's disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Trustee concluded that the Trust's disclosure controls and procedures are effective in ensuring that material information required to be in this annual report is made known to it on a timely basis.

Item 9B. Other Information.

         None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

         None.

Item 14. Principal Accounting Fees and Services.

         Deloitte & Touche LLP 2007 Audit Expense = $ $25,689.06


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.

         The following documents are filed as part of this report:

         (1)   The information presented in each semi-annual report.

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


               GOVERNMENT TRUST CERTIFICATES

          By:  The Bank of New York Trust Company,  N.A.
               (formerly J.P. Morgan Trust Company, N.A.)
               Not in its individual capacity but solely
               as Trustee on behalf of the Trust 1-D


          By:  /s/ Lawrence M. Kusch
               -----------------------------------------
        Name:  Lawrence M. Kusch
       Title:  Assistant Vice President

        Date:  March 31, 2008

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and
    15d-15(f)), or for causing such procedures to be established and maintained, for the registrant and I have:

    a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

    b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date; and

   d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors:

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves persons who have a significant role in the registrant's internal control over financial reporting.

Date:   March 31, 2008

By:    /s/ Lawrence M. Kusch
       --------------------------------
Name:  Lawrence M. Kusch
Title: Assistant Vice President
       The Bank of New York Trust Company, N.A.
       (formerly J.P. Morgan Trust Company, N.A.)

                     REPORTS TO HOLDERS OF GOVERNMENT TRUST
                                  May 15, 2007


                                        The Bank of New York Trust Company, N.A.
                                        2 N LaSalle Street, Suite 1020
                                        Chicago, IL 60602
                                        1-800-254-2826

                                        May 15, 2007


To The Holders of
Government Trust Certificates
Zero Coupon Class 1-D



In accordance with Section 4.1 of the Declaration of Trust ("Trust"), The Bank of New York Trust Company, N.A. (formerly J.P. Morgan Trust Company, N.A.), as Trustee and not in its individual capacity ("Trustee"), hereby provides the holders of the above-mentioned certificates this Semi-annual Report relating to the May 15, 2007 Certificate Payment Date.

Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1.   The aggregate dollar amount distributed to holders of Class 1-D
     Certificates:  $74,966,315.56

2. The Principal Balance of the Class 1-D Note after the May 3, 2007 Note Payment Date: $677,080,000.00

3.   The Deficient amount of the Note Payment:  $-0-

Neither a delinquency in payment under any of the Notes nor an Event of Default has occurred and is continuing.

I, Lawrence M. Kusch, a Responsible Officer of the Trustee, to the best of my knowledge and belief, certify that this Semi-annual Report is complete and accurate. If you have any questions regarding this notice please contact our Customer Service group directly at (800) 254-2826 for further assistance.


                                  /s/ Lawrence M. Kusch
                                  -------------------------
                                  Lawrence M. Kusch
                                  AVP, Relationship Manager

                                  For The Bank of New York Trust Company, N.A.
                                  (formerly J.P. Morgan Trust Company, N.A.), as Trustee and not in its individual capacity.

                     REPORTS TO HOLDERS OF GOVERNMENT TRUST
                                November 15, 2007


                                        2 N LaSalle Street, Suite 1020
                                        Chicago, IL 60602

                                        November 15, 2007


To The Holders of
Government Trust Certificates
Zero Coupon Class 1-D



In accordance with Section 4.1 of the Declaration of Trust ("Trust"), The Bank of New York Trust Company, N.A. (formerly J.P. Morgan Trust Company, N.A.), as Trustee and not in its individual capacity ("Trustee"), hereby provides the holders of the above-mentioned certificates this Semi-annual Report relating to the November 15, 2007 Certificate Payment Date.

Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1.   The aggregate dollar amount distributed to holders of Class 1-D
     Certificates:  $100,809,332.50

2. The Principal Balance of the Class 1-D Note after the November 2, 2007 Note Payment Date: $609,236,000.00

3.   The Deficient amount of the Note Payment:  $-0-

Neither a delinquency in payment under any of the Notes nor an Event of Default has occurred and is continuing.

I, Lawrence M. Kusch, a Responsible Officer of the Trustee, to the best of my knowledge and belief, certify that this Semi-annual Report is complete and accurate. If you have any questions regarding this notice please contact our Customer Service group directly at (800) 254-2826 for further assistance.


                                  /s/ Lawrence M. Kusch
                                  -------------------------
                                  Lawrence M. Kusch
                                  AVP, Relationship Manager

                                  For The Bank of New York Trust Company, N.A.
                                  (formerly J.P. Morgan Trust Company, N.A.), as Trustee and not in its individual capacity.

                              GOVERNMENT TRUST 1-D
                  Financial Statements as of December 31, 2007
           and Report of Independent Registered Public Accounting Firm
           ----------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Government Trust 1-D

We have audited the accompanying balance sheets of Government Trust 1-D (the "Trust") as of December 31, 2007, and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of the securities held by the Depository as of December 31, 2007 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements, by correspondence with the Depository. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Government Trust 1-D at December 31, 2007, the results of its operations, cash flows and changes in Trust balance for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Chicago, IL
March 28, 2008

GOVERNMENT TRUST 1-D
BALANCE SHEET
DECEMBER 31, 2007
--------------------------------------

ASSETS

LOAN NOTE RECEIVABLE - at amortized cost,
   inclusive of unamortized premium of $1,877,845              $ 611,113,845

ACCRUED INTEREST RECEIVABLE                                        9,730,092
                                                     ------------------------

TOTAL                                                          $ 620,843,937
                                                     ========================


LIABILITIES AND TRUST BALANCE

ACCRUED EXPENSES PAYABLE                                       $       7,488

TRUST BALANCE - Comprised of owners'
equity in Government Trust Certificates                          620,836,449
                                                     ------------------------

TOTAL                                                          $ 620,843,937
                                                     ========================

See notes to financial statements.

GOVERNMENT TRUST 1-D
STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2007
--------------------------------------

INTEREST INCOME ON THE LOAN NOTE                                $ 65,468,302

TRUSTEE FEES AND OTHER EXPENSES                                      (51,107)
                                                       ----------------------
NET INCOME                                                      $ 65,417,195
                                                       ======================

See notes to financial statements.

GOVERNMENT TRUST 1-D
STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007
--------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Principal and interest received on the Loan Notes             $ 175,827,931
 Trustee fees and other expenses paid                                (52,283)
                                                        ---------------------

    Net cash flows from operating activities                      175,775,648
                                                        ---------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
 Distributions to certificate owners                             (175,775,648)
                                                        ---------------------
    Net cash flows used in financing activities                  (175,775,648)

NET INCREASE IN CASH                                                       -

CASH BALANCE - Beginning of year                                           -
                                                        ---------------------
CASH BALANCE - End of year                                               $ -
                                                        =====================

Reconciliation of net income to net cash flows from
 operating activities:
  Net income                                                    $ 65,417,195
  Amortization of premium on Loan Note receivable                    935,566
  Decrease in Loan Note receivable                               107,895,000
  Decrease in interest receivable                                  1,529,064
  Decrease in accrued expenses                                        (1,177)
                                                        ---------------------
Net cash flows from operating activities                       $ 175,775,648
                                                        =====================

See notes to financial statements.

GOVERNMENT TRUST 1-D
STATEMENT OF CHANGES IN TRUST BALANCE
YEAR ENDED DECEMBER 31, 2007
--------------------------------------

    Trust                                                           Trust
   Balance,                              Distributions to          Balance,
January 1, 2007        Net Income       Certificate Owners     December 31, 2007

$   731,194,902      $   65,417,195     $    (175,775,648)     $    620,836,449
===============      ==============     ==================     =================


See notes to financial statements.

GOVERNMENT TRUST 1-D
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
--------------------------------------

1.   ORGANIZATION AND OPERATIONS

      Government Trust 1-D (the "Trust") is a limited purpose trust established under the laws of the state of Illinois pursuant to a Declaration of Trust (the "Declaration") between the Trust and The Bank of New York Trust Company, N.A. (formerly, JPMorgan Trust Company, N.A., formerly, Bank One Trust Company, N.A., formerly, First National Bank of Chicago), as Trustee (the "Trustee"). The Trust was created for the sole purpose of the issuance and sale of a single class of Zero Coupon Certificates (the "Certificates"). The assets of the Trust consist of a Promissory Note (a "Loan Note") from the Government of Israel ("Israel"). The Loan Note is backed by a full faith and credit guaranty (the "Guaranty") issued by the United States of America, acting through the Defense Security Assistance Agency of the Department of Defense (the "DSA"), of the due and punctual payment of 90% of all payments of principal and interest due on the Loan Note (the "Guaranteed Portion") and a security interest in certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government, sufficient to pay the remaining 10% of all payments of principal and interest due on the Loan Note (the "Unguaranteed Secured Portion"). The Loan Note and Certificates will not be subject to prepayment or acceleration.


2.   LOAN NOTE

      The Loan Note in the original principal amount of $1,300,000,000 evidences a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the "Loan Agreement") dated as of September 29, 1988 between the Trust and Israel. The Loan Note is carried at amortized cost on the accompanying Balance Sheet because of the Trust's intent and ability to hold the Loan Note to maturity. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semi-annual payments of interest at an annual rate of 9.7450% are due on the Loan Note on each May 3 and November 3 (each a "Note Payment Date"). On May 3, 2007 and November 3, 2007 Note Payment Dates, Israel made its scheduled payments of principal on the Loan Note in the amounts of $40,051,000 and $67,844,000, respectively. Scheduled principal payments are due on each Note Payment Date as follows:

            Payment         Principal            Payment            Principal
             Date            Payment              Date               Payment

            May 3, 2008    $89,940,000           May 3, 2011       $47,368,000
       November 3, 2008     93,710,000      November 3, 2011        29,248,000
            May 3, 2009     92,701,000           May 3, 2012        22,773,000
       November 3, 2009     93,710,000      November 3, 2012        16,877,000
            May 3, 2010     41,800,000           May 3, 2013        16,877,000
       November 3, 2010     47,368,000      November 3, 2013        16,864,000

      The Government of the United States, acting through the DSA, has agreed to guarantee the repayment of the Guaranteed Portion due to the Trust under the Note. Israel has agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note 4. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2007 was approximately $693,194,000. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

3.   THE ZERO COUPON CERTIFICATES

      On September 29, 1988, the Trust issued 51 separate series of Certificates, Class 1-D. Thirty-nine of such series of Certificates matured prior to December 31, 2007. Each of the remaining series of Certificates will mature on one of the semiannual certificate payment dates from May 15, 2008 to November 15, 2013 (each, a "Maturity
      Date"). Scheduled distributions are due on the Maturity Dates as follows:

            Maturity       Distribution          Maturity        Distribution
              Date            Amount               Date             Amount

            May 15, 2008   $119,602,178           May 15, 2011    $54,671,466
       November 15, 2008    118,993,224      November 15, 2011     34,245,236
            May 15, 2009    113,421,718           May 15, 2012     26,346,224
       November 15, 2009    109,917,338      November 15, 2012     19,341,464
            May 15, 2010     53,444,833           May 15, 2013     18,519,765
       November 15, 2010     56,977,695      November 15, 2013     17,685,066

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

      In July 2006, the FASB released "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies accounting for income taxes recognized in the financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes." This interpretation prescribes a comprehensive model for how an entity should recognize, measure, present and disclose in its financial statements uncertain tax positions that the entity has taken or expects to take on a tax return. The Trust adopted FIN 48 effective January 1, 2007 for all open tax years and has determined that no material uncertain tax positions exist.
      As a result, the Trust has not recorded any liabilities for material unrecognized tax benefits as of December 31, 2007.

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