Form 10-K/A
period 2007-12-31
GOVERNMENT TRUST 1 D
filed 2008-09-26
CIK 837583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (312) 827-8617

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Zero Coupon Certificates, Class 1-D

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

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Not Applicable

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

EXPLANATORY NOTE

This Form 10-K/A amends the disclosure provided under Part II, Item 9A.

PART I

Item 1.	Business.

Not Applicable.

Item 1A.	Risk Factors.

Not Applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Not Applicable.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certificate Holders as of December 31, 2007, Trust 1-D: 1,168

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

See Item 15. Exhibits, Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Lawrence M. Kusch, Assistant Vice President of the Trustee, of the effectiveness of the Trust’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, Mr. Kusch concluded that the Trust’s disclosure controls and procedures were not effective because such controls and procedures did not ensure that a report by management on the Trust’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) was initially included in the Trust’s Form 10-K for the year 2007. Such report appears below.

Management of the Trustee is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Trustee has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such assessment, management of the Trustee believes that, as of December 31, 2007, the Trust’s internal control over financial reporting is effective based upon those criteria. This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this annual report.

There have not been any changes in the Trust’s internal controls and procedures for financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

(3) Exhibits:

31.1	Certification by Trustee pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOVERNMENT TRUST 1-D

By:	The Bank of New York Trust Company, N.A.(formerly J.P. Morgan Trust Company, N.A.) Not in its individual capacity but solely as Trustee on behalf of Government Trust 1-D

By:	/s/ Lawrence M. Kusch
Name:	Lawrence M. Kusch
Title:	Assistant Vice President

Date:	September 26, 2008

REPORTS TO HOLDERS OF GOVERNMENT TRUST

May 15, 2007

The Bank of New York Trust Company, N.A.

2 N LaSalle Street, Suite 1020

Chicago, IL 60602

1-800-254-2826

May 15, 2007

To The Holders of

Government Trust Certificates

Zero Coupon Class 1-D

In accordance with Section 4.1 of the Declaration of Trust (“Trust”), The Bank of New York Trust Company, N.A. (formerly J.P. Morgan Trust Company, N.A.), as Trustee and not in its individual capacity (“Trustee”), hereby provides the holders of the above-mentioned certificates this Semi-annual Report relating to the May 15, 2007 Certificate Payment Date.

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

/s/ Lawrence M. Kusch
Lawrence M. Kusch
AVP, Relationship Manager
For The Bank of New York Trust Company, N.A. (formerly J.P. Morgan Trust Company, N.A.), as Trustee and not in its individual capacity.

REPORTS TO HOLDERS OF GOVERNMENT TRUST

November 15, 2007

2 N LaSalle Street, Suite 1020

Chicago, IL 60602

November 15, 2007

To The Holders of

Government Trust Certificates

Zero Coupon Class 1-D

In accordance with Section 4.1 of the Declaration of Trust (“Trust”), The Bank of New York Trust Company, N.A. (formerly J.P. Morgan Trust Company, N.A.), as Trustee and not in its individual capacity (“Trustee”), hereby provides the holders of the above-mentioned certificates this Semi-annual Report relating to the November 15, 2007 Certificate Payment Date.

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

/s/ Lawrence M. Kusch
Lawrence M. Kusch
AVP, Relationship Manager
For The Bank of New York Trust Company, N.A. formerly J.P. Morgan Trust Company, N.A.), as Trustee and not in its individual capacity.

GOVERNMENT TRUST 1-D

Financial Statements as of December 31, 2007

and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Government Trust 1-D

We have audited the accompanying balance sheets of Government Trust 1-D (the “Trust”) as of December 31, 2007, and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Chicago, IL
March 28, 2008

GOVERNMENT TRUST 1-D

BALANCE SHEET

DECEMBER 31, 2007

ASSETS
LOAN NOTE RECEIVABLE - at amortized cost, inclusive of unamortized premium of $1,877,845	$611,113,845
ACCRUED INTEREST RECEIVABLE	9,730,092

TOTAL	$620,843,937

LIABILITIES AND TRUST BALANCE
ACCRUED EXPENSES PAYABLE	$7,488
TRUST BALANCE - Comprised of owners’ equity in Government Trust Certificates	620,836,449

TOTAL	$620,843,937

See notes to financial statements.

GOVERNMENT TRUST 1-D

STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2007

INTEREST INCOME ON THE LOAN NOTE	$65,468,302
TRUSTEE FEES AND OTHER EXPENSES	(51,107)

NET INCOME	$65,417,195

See notes to financial statements.

GOVERNMENT TRUST 1-D

STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Principal and interest received on the Loan Notes	$175,827,931
Trustee fees and other expenses paid	(52,283)

Net cash flows from operating activities	175,775,648

CASH FLOWS USED IN FINANCING ACTIVITIES:
Distributions to certificate owners	(175,775,648)

Net cash flows used in financing activities	(175,775,648)
NET INCREASE IN CASH	—
CASH BALANCE - Beginning of year	—

CASH BALANCE - End of year	$—

Reconciliation of net income to net cash flows from operating activities:
Net income	$65,417,195
Amortization of premium on Loan Note receivable	935,566
Decrease in Loan Note receivable	107,895,000
Decrease in interest receivable	1,529,064
Decrease in accrued expenses	(1,177)

Net cash flows from operating activities	$175,775,648

See notes to financial statements.

GOVERNMENT TRUST 1-D

STATEMENT OF CHANGES IN TRUST BALANCE

YEAR ENDED DECEMBER 31, 2007

Trust Balance, January 1, 2007	Net Income	Distributions to Certificate Owners	Trust Balance, December 31, 2007
$731,194,902	$65,417,195	$(175,775,648)	$620,836,449

See notes to financial statements.

GOVERNMENT TRUST 1-D

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

1.	ORGANIZATION AND OPERATIONS

Government Trust 1-D (the “Trust”) is a limited purpose trust established under the laws of the state of Illinois pursuant to a Declaration of Trust (the “Declaration”) between the Trust and The Bank of New York Trust Company, N.A. (formerly, JPMorgan Trust Company, N.A., formerly, Bank One Trust Company, N.A., formerly, First National Bank of Chicago), as Trustee (the “Trustee”). The Trust was created for the sole purpose of the issuance and sale of a single class of Zero Coupon Certificates (the “Certificates”). The assets of the Trust consist of a Promissory Note (a “Loan Note”) from the Government of Israel (“Israel”). The Loan Note is backed by a full faith and credit guaranty (the “Guaranty”) issued by the United States of America, acting through the Defense Security Assistance Agency of the Department of Defense (the “DSA”), of the due and punctual payment of 90% of all payments of principal and interest due on the Loan Note (the “Guaranteed Portion”) and a security interest in certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government, sufficient to pay the remaining 10% of all payments of principal and interest due on the Loan Note (the “Unguaranteed Secured Portion”). The Loan Note and Certificates will not be subject to prepayment or acceleration.

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

On September 29, 1988, the Trust issued 51 separate series of Certificates, Class 1-D. Thirty-nine of such series of Certificates matured prior to December 31, 2007. Each of the remaining series of Certificates will mature on one of the semiannual certificate payment dates from May 15, 2008 to November 15, 2013 (each, a “Maturity Date”). Scheduled distributions are due on the Maturity Dates as follows:

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

In accordance with the Collateral Depository Agreement (the “Depository Agreement”) between Israel, the Trustee, and The Bank of New York, as depository (the “Depository”), and in order to provide security for the payment of the Unguaranteed Secured Portion, Israel has pledged certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government (together with the proceeds thereof, the “Collateral”). The Collateral is of such amounts and has such payment dates as to enable the Trustee to receive on or immediately prior to each semiannual Maturity Date an amount sufficient to pay the Unguaranteed Secured Portion if timely payment on the Loan Note has not been received by the related Note Payment Date. All of the Collateral was deposited with the Depository on the date that the loans evidenced by the Loan Note were made by the Trust to Israel.

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

In July 2006, the FASB released “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies accounting for income taxes recognized in the financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” This interpretation prescribes a comprehensive model for how an entity should recognize, measure, present and disclose in its financial statements uncertain tax positions that the entity has taken or expects to take on a tax return. The Trust adopted FIN 48 effective January 1, 2007 for all open tax years and has determined that no material uncertain tax positions exist. As a result, the Trust has not recorded any liabilities for material unrecognized tax benefits as of December 31, 2007.

7.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 157 entitled Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. The Trust is currently evaluating the impact of adopting SFAS 157 on its financial statements. At this time, the impact to the Trust’s financial statements has not been determined.