Form 10-K
period 2010-12-31
GOVERNMENT TRUST 1 D
filed 2011-03-31
CIK 837583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K
____________________
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Certificate Holders as of December 31, 2010, Trust 1-D: 885

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

As of the end of the period covered by this report, an evaluation was carried out by Lawrence M. Kusch, Vice President of the Trustee, of the effectiveness of the Trust’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, Mr. Kusch concluded that the Trust’s disclosure controls and procedures were  effective because such controls and procedures did ensure that a report by management on the Trust’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) was included in the Trust’s Form 10-K for the year 2010.  Such report appears below.

Management of the Trustee is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Management of the Trustee has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon such assessment, management of the Trustee believes that, as of December 31, 2010, the Trust’s internal control over financial reporting is effective based upon those criteria.  This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this annual report.

There have not been any changes in the Trust’s internal controls and procedures for financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Deloitte & Touche LLP 2010 Audit Expense = $30,596.08

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

GOVERNMENT TRUST 1-D

By:	The Bank of New York Mellon Trust Company, N.A.
(formerly J.P. Morgan Trust Company, N.A.)
Not in its individual capacity but solely
as Trustee on behalf of the Government Trust 1-D

By:	/s/ Lawrence M. Kusch
----------------------------------------------------
Name:	Lawrence M. Kusch
Title:	Vice President

Date:	March 30, 2011

REPORTS TO HOLDERS OF GOVERNMENT TRUST
MAY 19, 2010

THE BANK OF NEW YORK MELLON
The Bank of New York Mellon Trust Company, N.A.
2 N. LaSalle Street
Chicago, IL 60602

May 19, 2010

To The Holders of
Government Trust Certificates
Zero Coupon Class 1-D

In accordance with Section 4.1 of the Declaration of Trust ("Trust"), The Bank of New York Mellon Trust Company, N.A. (formerly J.P. Morgan Trust Company, N.A.), as Trustee and not in its individual capacity ("Trustee"), hereby provides the holders of the above-mentioned certificates this Semi-annual Report relating to the May 17, 2010 Certificate Payment Date.

Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1.  The aggregate dollar amount distributed to holders of Class 1-D
Certificates:    $53,444,832.81

2.  The Principal Balance of the Class 1-D Note after the May 3, 2010
Note Payment Date:   $197,375.000.00

3.  The Deficient amount of the Note Payment:  $-0-

Neither a delinquency in payment under any of the Notes nor an Event of Default has occurred and is continuing.

I, Lawrence M. Kusch, a Responsible Officer of the Trustee, to the best of my knowledge and belief, certify that this Semi-annual Report is complete and accurate.  If you have any questions regarding this notice please contact our Bondholder Relations customer service group directly at their new number (800) 254-2826 for further assistance.

/s/ Lawrence M. Kusch
------------------------------
Lawrence M. Kusch
VP, Relationship Manager

For The Bank of New York Mellon Trust Company, N.A.
(formerly J.P. Morgan Trust Company, N.A.), as
Trustee and not in its individual capacity.

REPORTS TO HOLDERS OF GOVERNMENT TRUST
NOVEMBER 17, 2010

THE BANK OF NEW YORK MELLON
The Bank of New York Mellon Trust Company, N.A.
2 N. LaSalle Street
Chicago, IL 60602

November 17, 2010

To The Holders of
Government Trust Certificates
Zero Coupon Class 1-D

In accordance with Section 4.1 of the Declaration of Trust ("Trust"), The Bank of New York Mellon Trust Company, N.A. (formerly J.P. Morgan Trust Company, N.A.), as Trustee and not in its individual capacity ("Trustee"), hereby provides the holders of the above-mentioned certificates this Semi-annual Report relating to the November 15, 2010 Certificate Payment Date.

Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1.  The aggregate dollar amount distributed to holders of Class 1-D
Certificates:    $56,977,695.31

2.  The Principal Balance of the Class 1-D Note after the November 3, 2010
Note Payment Date:   $150,007,000.00

3.  The Deficient amount of the Note Payment:  $-0-

Neither a delinquency in payment under any of the Notes nor an Event of Default has occurred and is continuing.

I, Lawrence M. Kusch, a Responsible Officer of the Trustee, to the best of my knowledge and belief, certify that this Semi-annual Report is complete and accurate.  If you have any questions regarding this notice please contact our Bondholder Relations customer service group directly at their new number (800) 254-2826 for further assistance.

/s/ Lawrence M. Kusch
------------------------------
Lawrence M. Kusch
VP, Relationship Manager

For The Bank of New York Mellon Trust Company, N.A.
(formerly J.P. Morgan Trust Company, N.A.), as
Trustee and not in its individual capacity.

Government Trust 1-D Financial Statements as of and for the Year Ended December 31, 2010 and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Government Trust 1-D

We have audited the accompanying balance sheet of Government Trust 1-D (the “Trust”) as of December 31, 2010, and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of the securities held by the Depository as of December 31, 2010 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements, by correspondence with the Depository. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Government Trust 1-D at December 31, 2010, the results of its operations, cash flows and changes in Trust balance for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
----------------------------
    Deloitte & Touche LLP

Chicago, Illinois
March 30, 2011

GOVERNMENT TRUST 1-D

BALANCE SHEET
AS OF DECEMBER 31, 2010

ASSETS

LOAN NOTE RECEIVABLE — At amortized cost, inclusive
of unamortized premium of $294,517	$ 150,301,517

ACCRUED INTEREST RECEIVABLE	2,355,152

TOTAL	$ 152,656,669

LIABILITIES AND TRUST BALANCE

ACCRUED EXPENSE PAYABLE	$ 1,813

TRUST BALANCE — Comprised of owners’ equity
in Government Trust Certificates	152,654,856

TOTAL	$ 152,656,669

See notes to financial statements.

GOVERNMENT TRUST 1-D

STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2010

INTEREST INCOME ON THE LOAN NOTE	$ 19,566,394

TRUSTEE FEES AND OTHER EXPENSES	(15,287)

NET INCOME	$ 19,551,107

See notes to financial statements.

GOVERNMENT TRUST 1-D

STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Principal and interest received on the loan note	$ 110,438,899
Trustee fees and other expenses paid	(16,361)

Net cash provided by operating activities	110,422,538

CASH FLOWS USED IN FINANCING
ACTIVITIES — Distributions to certificate owners	(110,422,538)

NET INCREASE IN CASH	-

CASH BALANCE — Beginning of year	-

CASH BALANCE — End of year	$ -

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income	$ 19,551,107
Amortization of premium on loan note receivable	304,543
Decrease in loan note receivable	89,168,000
Decrease in accrued interest receivable	1,399,962
Decrease in accrued expenses	(1,074)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 110,422,538

See notes to financial statements.

GOVERNMENT TRUST 1-D

STATEMENT OF CHANGES IN TRUST BALANCE
FOR THE YEAR ENDED DECEMBER 31, 2010

Distributions to
Trust Balance,		Certificate	Trust Balance,
January 1, 2010	Net Income	Owners	December 31, 2010

$ 243,526,287	$ 19,551,107	$ (110,422,538)	$ 152,654,856

See notes to financial statements.

GOVERNMENT TRUST 1-D

NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010

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

The Loan Note in the original principal amount of $1,300,000,000 evidences a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the “Loan Agreement”) dated as of September 29, 1988, between the Trust and Israel. The Loan Note is carried at amortized cost on the accompanying Balance Sheet because of the Trust’s intent and ability to hold the Loan Note to maturity. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semi-annual payments of interest at an annual rate of 9.7450% are due on the Loan Note on each May 3 and November 3 (each a “Note Payment Date”). On May 3, 2010 and November 3, 2010 Note Payment Dates, Israel made its scheduled payments of principal on the Loan Note in the amounts of $41,800,000 and $47,368,000, respectively. Scheduled principal payments are due on each Note Payment Date as follows:

Payment	Principal	Payment	Principal
Date	Payment	Date	Payment

May 3, 2011	$ 47,368,000	November 3, 2012	$ 16,877,000
November 3, 2011	29,248,000	May 3, 2013	16,877,000
May 3, 2012	22,773,000	November 3, 2013	16,864,000

The Government of the United States, acting through the DSA, has agreed to guarantee the repayment of the Guaranteed Portion due to the Trust under the Loan Note. Israel has agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note 4. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2010 was approximately $167,600,000. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

3.	THE ZERO COUPON CERTIFICATES

On September 29, 1988, the Trust issued 51 separate series of Certificates, Class 1-D. Forty-five of such series of Certificates matured prior to December 31, 2010. Each of the remaining series of Certificates will mature on one of the semi-annual certificate payment dates from May 15, 2011 to November 15, 2013 (each, a “Maturity Date”). Scheduled distributions are due on the Maturity Dates as follows:

Maturity	Distribution	Maturity	Distribution
Date	Amount	Date	Amount

May 15, 2011	$ 54,671,466	November 15, 2012	$ 19,341,464
November 15, 2011	34,245,236	May 15, 2013	18,519,765
May 15, 2012	26,346,224	November 15, 2013	17,685,066

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

The Trust has adopted Financial Accounting Standards Board Codification ASC 740, Accounting for Income Taxes.  Uncertain tax positions are evaluated in accordance with FASB ASC 450, Contingencies, which requires the Trust to record a liability for an estimated contingent loss if the information available indicates that it is probable that there is a tax liability incurred at the date of the financial statements, and the amount of the tax liability can be reasonably estimated.  As of December 31, 2010, the Trust has evaluated the application of these provisions to the Trust, and has determined that no tax provision or liability for income tax is required in the accompanying financial statements for uncertain tax positions.

7.	SUBSEQUENT EVENTS

There have been no subsequent events that require recognition or disclosure in the financial statements.