Form 10-K
period 2012-12-31
GOVERNMENT TRUST 1 D
filed 2013-03-08
CIK 837583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K
____________________
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Certificate Holders as of December 31, 2012, Trust 1-D: 591

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

As of the end of the period covered by this report, an evaluation was carried out by Lawrence M. Kusch, Vice President of the Trustee, of the effectiveness of the Trust’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, Mr. Kusch concluded that the Trust’s disclosure controls and procedures were effective because such controls and procedures did ensure that a report by management on the Trust’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) was included in the Trust’s Form 10-K for the year 2012. Such report appears below.

Management of the Trustee is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Trustee has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such assessment, management of the Trustee believes that, as of December 31, 2012, the Trust’s internal control over financial reporting is effective based upon those criteria. This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this annual report.

There have not been any changes in the Trust’s internal controls and procedures for financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Deloitte & Touche LLP 2012 Audit Expense = $34,377.74

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

GOVERNMENT TRUST 1-D

By:	The Bank of New York Mellon Trust Company, N.A.
(formerly J.P. Morgan Trust Company, N.A.)
Not in its individual capacity but solely
as Trustee on behalf of the Government Trust 1-D

By:	/s/ Lawrence M. Kusch
----------------------------------------------------
Name:	Lawrence M. Kusch
Title:	Vice President

Date:	March 8, 2013

REPORTS TO HOLDERS OF GOVERNMENT TRUST
MAY 15, 2012

THE BANK OF NEW YORK MELLON

The Bank of New York Mellon Trust Company, N.A.
2 N. LaSalle Street
Chicago, IL 60602

May 15, 2012

To The Holders of
Government Trust Certificates
Zero Coupon Class 1-D

In accordance with Section 4.1 of the Declaration of Trust ("Trust"), The Bank of New York Mellon Trust Company, N.A. (formerly J.P. Morgan Trust Company, N.A.), as Trustee and not in its individual capacity ("Trustee"), hereby provides the holders of the above-mentioned certificates this Semi-annual Report relating to the May 15, 2012 Certificate Payment Date.

Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1. The aggregate dollar amount distributed to holders of Class 1-D
    Certificates: $26,346,224.31

2. The Principal Balance of the Class 1-D Note after the May 3, 2012
    Note Payment Date: $50,618,000.00

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
NOVEMBER 15, 2012

THE BANK OF NEW YORK MELLON
The Bank of New York Mellon Trust Company, N.A.
2 N. LaSalle Street
Chicago, IL 60602

November 16, 2012

To The Holders of
Government Trust Certificates
Zero Coupon Class 1-D

In accordance with Section 4.1 of the Declaration of Trust ("Trust"), The Bank of New York Mellon Trust Company, N.A. (formerly J.P. Morgan Trust Company, N.A.), as Trustee and not in its individual capacity ("Trustee"), hereby provides the holders of the above-mentioned certificates this Semi-annual Report relating to the November 15, 2012 Certificate Payment Date.

Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1.  The aggregate dollar amount distributed to holders of Class 1-D
Certificates:    $19,341,463.88

2.  The Principal Balance of the Class 1-D Note after the November 3, 2012
Note Payment Date:   $36,204,830.94

3.  The Deficient amount of the Note Payment:  $-0-

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

Government Trust 1-D Financial Statements as of and for the Year Ended December 31, 2012 and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Certificate Owners of
Government Trust 1-D

We have audited the accompanying balance sheet of Government Trust 1-D (the “Trust”) as of December 31, 2012, and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Government Trust 1-D at December 31, 2012, the results of its operations, its cash flows and the changes in its Trust balance for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Trust will terminate shortly after November 15, 2013.

/s/ Deloitte & Touche LLP
----------------------------
    Deloitte & Touche LLP

Chicago, Illinois
March 7, 2013

GOVERNMENT TRUST 1-D

BALANCE SHEET
AS OF DECEMBER 31, 2012

ASSETS

LOAN NOTE RECEIVABLE — At amortized cost, inclusive
of unamortized premium of $32,623	$ 33,773,623

ACCRUED INTEREST RECEIVABLE	520,608

TOTAL	$ 34,294,231

LIABILITIES AND TRUST BALANCE

ACCRUED EXPENSE PAYABLE	$ 401

TRUST BALANCE — Comprised of owners’ equity
in Government Trust Certificates	34,293,830

TOTAL	$ 34,294,231

See notes to financial statements.

GOVERNMENT TRUST 1-D

STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2012

INTEREST INCOME ON THE LOAN NOTE	$ 5,323,334

TRUSTEE FEES AND OTHER EXPENSES	(4,164)

NET INCOME	$ 5,319,170

See notes to financial statements.

GOVERNMENT TRUST 1-D

STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Principal and interest received on the loan note	$ 45,692,338
Trustee fees and other expenses paid	(4,650)

Net cash provided by operating activities	45,687,688

CASH FLOWS USED IN FINANCING
ACTIVITIES — Distributions to certificate owners	(45,687,688)

NET INCREASE IN CASH	-

CASH BALANCE — Beginning of year	-

CASH BALANCE — End of year	$ -

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income	$ 5,319,170
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on loan note receivable	87,353
Decrease in loan note receivable	39,650,000
Decrease in accrued interest receivable	631,651
Decrease in accrued expenses	(486)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 45,687,688

See notes to financial statements.

GOVERNMENT TRUST 1-D

STATEMENT OF CHANGES IN TRUST BALANCE
FOR THE YEAR ENDED DECEMBER 31, 2012

Distributions to
Trust Balance,		Certificate	Trust Balance,
January 1, 2012	Net Income	Owners	December 31, 2012

$ 74,662,348	$ 5,319,170	$ (45,687,688)	$ 34,293,830

See notes to financial statements.

GOVERNMENT TRUST 1-D

NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2012

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

Pursuant to the Declaration, the final distribution of the Trust will be made on November 15, 2013.

2.	LOAN NOTE RECEIVABLE

The Loan Note in the original principal amount of $1,300,000,000 evidences a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the “Loan Agreement”) dated as of September 29, 1988, between the Trust and Israel. The Loan Note is carried at amortized cost on the accompanying Balance Sheet because of the Trust’s intent and ability to hold the Loan Note to maturity. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semi-annual payments of interest at an annual rate of 9.7450% are due on the Loan Note on each May 3 and November 3 (each a “Note Payment Date”). On the May 3, 2012 and November 5, 2012 Note Payment Dates, Israel made its scheduled payments of principal on the Loan Note in the amounts of $22,773,000 and $16,877,000, respectively. Scheduled principal payments are due on each Note Payment Date as follows:

Payment	Principal
Date	Payment
May 3, 2013	$ 16,877,000
November 3, 2013	16,864,000

The Government of the United States, acting through the DSA, has agreed to guarantee the repayment of the Guaranteed Portion due to the Trust under the Loan Note. Israel has agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note 4. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2012 was approximately $35,972,492. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

3.	THE ZERO COUPON CERTIFICATES

On September 29, 1988, the Trust issued 51 separate series of Certificates, Class 1-D. Forty-nine of such series of Certificates matured prior to December 31, 2012. Each of the remaining series of Certificates will mature on other of the semi-annual certificate payment dates of May 15, 2013 or November 15, 2013 (each, a “Maturity Date”). Scheduled distributions are due on the Maturity Dates as follows:

Maturity	Distribution
Date	Amount
May 15, 2013	$ 18,519,765
November 15, 2013	17,685,066

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

In accordance with Accounting Standards Board Codification ASC 740, Accounting for Income Taxes, the Trust recognizes the tax benefits of uncertain tax positions only when the tax position is more likely than not to be sustained, assuming examination by taxing authorities. As of December 31, 2012, the Trust has evaluated the application of these provisions to the Trust, and has determined that no tax provision or liability for income tax is required in the accompanying financial statements for uncertain tax positions.

7.	SUBSEQUENT EVENTS

There have been no subsequent events that require recognition or disclosure in the financial statements.